Form 10-Q
period 1995-03-31
SWIFT ENERGY INCOME PARTNERS 1987-C LTD
filed 1995-05-12
CIK 831329

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  March 31, 1995

                                          OR

              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to _______________


                         Commission File number  33-11773-02


                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                (Exact name of registrant as specified in its charter)


                       Texas                                76-0235236
           (State or other jurisdiction                  (I.R.S. Employer
                 of organization)                       Identification No.)

                          16825 Northchase Drive, Suite 400
                                 Houston, Texas 77060
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (713)874-2700
                 (Registrant's telephone number, including area code)

                                         None
           (Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X      No_____

                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

                                        INDEX




                 PART I.    FINANCIAL INFORMATION                        PAGE


                       ITEM 1.    Financial Statements

                             Balance Sheets

                                  - March 31, 1995 and
                                    December 31, 1994                      3

                             Statements of Operations

                                  - Three month periods ended March 31,
                                    1995 and 1994                          4

                             Statements of Cash Flows

                                  - Three month periods ended March 31,
                                    1995 and 1994                          5

                             Notes to Financial Statements                 6

                       ITEM 2.    Management's Discussion and Analysis
                                  of Financial Condition and Results of
                                  Operations                               7

                 PART II.    OTHER INFORMATION                             8


                 SIGNATURES                                                9

                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                                    BALANCE SHEETS


                                                                                     March 31,        December 31,
                                                                                     1995             1994
                                                                                     ____________     ____________
                                                                                     (Unaudited)
                          ASSETS:

                           Current Assets:
                               Cash and cash equivalents                             $      1,478     $      1,401
                               Oil and gas sales receivable                               303,274          373,111
                                                                                      ___________      ___________
                                    Total Current Assets                                  304,752          374,512
                                                                                      ___________      ___________

                          Oil and Gas Properties, using full cost
                               accounting                                              18,281,768       18,263,806
                          Less-Accumulated depreciation, depletion
                               and amortization                                       (14,288,051)     (14,122,080)
                                                                                      ___________      ___________
                                                                                        3,993,717        4,141,726
                                                                                      ___________      ___________

                                                                                     $  4,298,469      $ 4,516,238
                                                                                      ===========       ==========


                          LIABILITIES AND PARTNERS' CAPITAL:

                          Current Liabilities:
                               Accounts payable and accrued liabilities              $    148,813     $    172,192
                               Current portion of note payable                            100,626          100,626
                                                                                      ___________      ___________

                                    Total Current Liabilities                             249,439          272,818
                                                                                      ___________      ___________

                          Note payable to a Bank, net
                               of current portion                                             --            25,157

                          Deferred Revenues                                               157,661          159,965

                          Partners' Capital                                             3,891,369        4,058,298
                                                                                      ___________      ___________

                                                                                     $  4,298,469     $  4,516,238
                                                                                      ===========     ============

                   See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                                     Three Months Ended
                                                                                          March 31,
                                                                    _____________________________________________________
                                                                             1995                              1994
                                                                    ____________________             ____________________

                 REVENUES:
                     Oil and gas sales                              $        317,551                  $          391,502
                     Interest income                                               6                                   3
                     Other                                                     5,296                               3,289
                                                                     _______________                   ________________
                                                                             322,853                             394,794
                                                                     _______________                   ________________

                 COSTS AND EXPENSES:
                     Lease operating                                         120,973                             125,629
                     Production taxes                                         14,726                              25,562
                     Depreciation, depletion
                       and amortization -
                          Normal provision                                   134,794                             141,438
                          Additional provision                                31,177                                --
                     General and administrative                               36,931                              48,001
                     Interest expense                                          7,304                               8,401
                                                                     _______________                   ________________
                                                                             345,905                             349,031
                                                                     _______________                   ________________

                 NET INCOME (LOSS)                                  $        (23,052)                 $           45,763
                                                                     ===============                   ================




                 Limited Partners' net income (loss) per unit

                 March 31, 1995            $       (.12)
                                             ============

                 March 31, 1994            $        .24
                                             ============

                                  See accompanying note to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                          __________________________________
                                                                                               1995                  1994
                                                                                          _______________    _______________

                 CASH FLOWS FROM OPERATING ACTIVITIES:
                     Income (loss)                                                        $       (23,052)   $       45,763
                     Adjustments to reconcile income (loss) to
                       net cash provided by operations:
                       Depreciation, depletion and amortization                                   165,971           141,438
                       Deferred revenues                                                           (2,304)           43,151
                       Change in assets and liabilities:
                         (Increase) decrease in oil and gas sales receivable                       69,837            (7,283)
                         Increase (decrease) in accounts payable
                           and accrued liabilities                                                (23,379)           (2,955)
                                                                                           _____________      _____________
                                 Net cash provided by (used in) operating activities              187,073           220,114
                                                                                           _____________      _____________
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                     Additions to oil and gas properties                                          (17,962)          (12,323)
                     Proceeds from sales of oil and gas properties                                 --                30,921
                                                                                           _____________      _____________
                                 Net cash provided by (used in) investing activities              (17,962)           18,598
                                                                                           _____________      _____________
                 CASH FLOWS FROM FINANCING ACTIVITIES:
                     Cash distributions to partners                                              (143,877)         (213,546)
                     Payment on notes payable                                                     (25,157)          (25,157)
                                                                                           _____________      _____________
                                 Net cash provided by (used in) financing activities             (169,034)         (238,703)
                                                                                           _____________      _____________
                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 77                  9
                                                                                           _____________      _____________
                 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,401             1,230
                                                                                           _____________      _____________

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $         1,478    $        1,239
                                                                                           =============      =============

                   Supplemental disclosure of cash flow information:
                     Cash paid during the period for interest                             $         2,972    $        4,137
                                                                                           =============      =============

                   See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)





          (1)  General Information -

                    The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1994 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Managing General Partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

          (2)  Deferred Revenues -

                    Deferred Revenues represent a gas imbalance liability assumed as part of property acquisitions. The imbalance is accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to deferred revenues.

          (3)  Concentrations of Credit Risk -

                    The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


          General

             The Partnership was formed for the purpose of investing in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and result of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for such property acquisitions. The interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires producing properties, net cash from operations becomes available for distribution, along with the investment income. After Partnership funds have been expended on producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, oil and gas sales generate substantially all revenues, and distributions to partners reflect those revenues less all associated Partnership expenses. The Partnership may also derive proceeds from the sale of acquired oil and gas properties, when the sale of such properties is economically appropriate or preferable to continued operation.

          Liquidity and Capital Resources

             The Partnership has completed acquisition of producing oil and gas properties, expending all of the limited partners' commitments available for property acquisitions.

             The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General
          Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

          Results of Operations

             Oil and gas sales declined $73,951 or 19 percent in the first quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas prices. A decline in gas prices of 34 percent or $.71/MCF had a significant impact on Partnership performance. Also, current quarter gas and oil production declined 11 percent and 10 percent, respectively, when compared to first quarter 1994 production volumes, further contributing to decreased revenues. Increased oil prices of 66 percent or $6.67/BBL partially offset the revenue declines.

             Associated  depreciation  expense  decreased   5  percent   or
          $6,644.

             The Partnership recorded an additional provision in depreciation, depletion and amortization in the first quarter of 1995 for $31,177 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

             During 1995, Partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                             PART II - OTHER INFORMATION




          ITEM 5.    OTHER INFORMATION


                                        -NONE-

                                      SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-C, LTD.
                                             (Registrant)

                                        By:  SWIFT ENERGY COMPANY
                                             Managing General Partner


          Date:     May 12, 1995        By:  /s/ John R. Alden
             -----------------------         ------------------------------
                                             John R. Alden
                                             Senior     Vice     President,
          Secretary                                    and        Principal
          Financial Officer

          Date:     May 12, 1995        By:  /s/ Alton D. Heckaman, Jr.
                   -----------------------   ------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and    Principal    Accounting
          Officer