Form 10-Q
period 1995-06-30
SWIFT ENERGY INCOME PARTNERS 1987-C LTD
filed 1995-08-11
CIK 831329

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  June 30, 1995

                                          OR

              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to _____________

                         Commission File number  33-11773-02


                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                (Exact name of registrant as specified in its charter)


                  Texas                           76-0235236
            (State or other          (I.R.S. Employer Identification No.)
      jurisdiction of organization)


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

          Yes  X      No
             ------     -------

                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

                                        INDEX




          PART I.    FINANCIAL INFORMATION                             PAGE


                ITEM 1.    Financial Statements

                      Balance Sheets

                      - June 30, 1995 and December 31, 1994               3

                      Statements of Operations

                      - Three month and six month periods ended
                            June 30, 1995 and 1994                        4

                      Statements of Cash Flows

                      - Six month periods ended June 30, 1995
                            and 1994                                      5

                      Notes to Financial Statements
                                                                          6

                ITEM 2.    Management's Discussion and
                           Analysis of Financial
                           Condition and Results of
                           Operations                                     7

          PART II.    OTHER INFORMATION
                                                                          9


          SIGNATURES

                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                                    BALANCE SHEETS



                                                                 June 30,          December 31,
                                                                   1995               1994
                                                                ___________        ____________
                                                                (Unaudited)
            ASSETS:

            Current Assets:
                 Cash and cash equivalents                       $    1,601        $     1,401
                 Oil and gas sales receivable                       278,222            373,111
                                                                -----------         ----------
                      Total Current Assets                          279,823            374,512
                                                                -----------         ----------
            Oil and Gas Properties, using full cost
                 accounting                                      18,270,714         18,263,806
            Less-Accumulated depreciation, depletion
                 and amortization                               (14,655,550)       (14,122,080)
                                                                ------------        ----------
                                                                  3,615,164          4,141,726
                                                                ------------        ----------
                                                                $ 3,894,987        $ 4,516,238
                                                                ===========         ==========

            LIABILITIES AND PARTNERS' CAPITAL:

            Current Liabilities:
                 Accounts payable and accrued liabilities       $   120,575        $   172,192
                 Current portion of note payable                     75,470            100,626
                                                                -----------         ----------
                      Total Current Liabilities                     196,045            272,818
                                                                -----------         ----------
            Note payable to a Bank, net
                 of current portion                                      --             25,157

            Deferred Revenues                                       162,449            159,965

            Partners' Capital                                     3,536,493          4,058,298
                                                                -----------         ----------
                                                                $ 3,894,987        $ 4,516,238
                                                                ===========         ==========

                   See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                              Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                          _________________________            _________________________
                                                          1995                 1994            1995             1994

         REVENUES:
            Oil and gas sales                        $      294,410   $      391,728   $      611,961   $      783,230
            Interest income                                      80                9               87               12
            Other                                             6,123            3,655           11,419            6,944
                                                    ---------------  ---------------  ---------------  ---------------
                                                            300,613          395,392          623,467          790,186
                                                    ---------------  ---------------  ---------------  ---------------

         COSTS AND EXPENSES:
            Lease operating                                 113,089           96,710          234,062          222,339
            Production taxes                                 16,812           18,458           31,538           44,020
            Depreciation, depletion
              and amortization -
                 Normal provision                           115,612          127,477          250,406          268,915
                 Additional provision                       251,887               --          283,064               --
            General and administrative                       33,312           55,056           70,244          103,056
            Interest expense                                  6,732            8,363           14,036           16,764
                                                    ---------------  ---------------  ---------------  ---------------
                                                            537,444          306,064          883,350          655,094
                                                    ---------------  ---------------  ---------------  ---------------
         NET INCOME (LOSS)                           $     (236,831)  $       89,328     $   (259,883)  $      135,092
                                                       ============     ============      ===========     ============


         Limited Partners' net income (loss)
            per unit                                 $        (1.24)  $          .47   $        (1.36)  $          .71
                                                       ============     ============     ============     ============








                    See accompanying note to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                               Six Months Ended
                                                                                                     June 30,
                                                                                     __________________________________________
                                                                                              1995                     1994
                                                                                     ___________________     __________________
         CASH FLOWS FROM OPERATING ACTIVITIES:
             Income (loss)                                                           $     (259,883)         $      135,092
             Adjustments to reconcile income (loss) to
               net cash provided by operations:
               Depreciation, depletion and amortization                                     533,470                 268,915
               Deferred revenues                                                              2,484                  26,579
               Change in assets and liabilities:
                 (Increase) decrease in oil and gas sales receivable                         94,889                  34,675
                 Increase (decrease) in accounts payable
                   and accrued liabilities                                                  (51,617)                  5,441
                                                                                    ---------------         ---------------
               Net cash provided by (used in) operating activities                          319,343                 470,702
                                                                                    ---------------         ---------------
         CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties                                            (26,408)                (46,595)
             Proceeds from sales of oil and gas properties                                   19,500                  36,576
                                                                                    ---------------         ---------------
               Net cash provided by (used in) investing activities                           (6,908)                (10,019)
                                                                                    ---------------         ---------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions to partners                                                (261,922)               (410,306)
             Payments on note payable                                                       (50,313)                (50,313)
                                                                                    ---------------         ---------------
               Net cash provided by (used in) financing activities                         (312,235)               (460,619)
                                                                                    ---------------         ---------------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   200                      64
                                                                                    ---------------         ---------------
         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,401                   1,230
                                                                                    ---------------         ---------------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $        1,601          $        1,294
                                                                                    ===============         ===============
           Supplemental disclosure of cash flow information:
             Cash paid during the period for interest                                $        5,473          $        7,735
                                                                                     ==============          ==============










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

        The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

     RESULTS OF OPERATIONS

        The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1995 (current quarter) when compared to the quarter ended June 30, 1994 (corresponding quarter), and for the six months ended June 30, 1995 (current period), when compared to the six months ended June 30, 1994 (corresponding period).

     Three Months Ended June 30, 1995 and 1994

        Oil and gas sales declined $97,318 or 25 percent in the second quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas prices. A decline in gas prices of 26 percent or $.53/MCF had a significant impact on partnership performance. Also, current quarter gas and oil production declined 15 percent and 12 percent, respectively, when compared to second quarter 1994 production volumes, further contributing to decreased revenues. Increased oil prices of 5 percent or $.80/BBL partially offset the revenue declines.

        Associated depreciation expense decreased 9 percent or $11,865.

        The Partnership recorded an additional provision in depreciation, depletion and amortization in the second quarter of 1995 for $251,887 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the
     Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                      SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     Six Months Ended June 30, 1995 and 1994

        Oil and gas sales decreased $171,269 or 22 percent in the first six months of 1995 over the corresponding period in 1994. A decline in the current period gas prices of 30 percent or $.63/MCF had a significant impact on partnership performance. Also, current period gas and oil production declined 13 percent and 11 percent, respectively, when compared to the corresponding period in 1994, further contributing to decreased income. Increased oil prices of 30 percent or $3.77/BBL partially offset the revenue declines.

        Associated depreciation expense decreased 7 percent or $18,509.

        The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1995 for $283,064 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the
     Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-C, LTD.
                                             (Registrant)

                                       By:   SWIFT ENERGY COMPANY
                                             Managing General Partner


     Date:     August 11, 1995         By:   /s/ John R. Alden
              -----------------------        --------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

     Date:     August 11, 1995         By:   /s/ Alton D. Heckaman, Jr.
              -----------------------        --------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-C, LTD.
                                             (Registrant)

                                       By:   SWIFT ENERGY COMPANY
                                             Managing General Partner


     Date:    August 11, 1995          By:
                                             --------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

     Date:    August 11, 1995          By:
                                             --------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer