Form 10-Q
period 1995-09-30
SWIFT ENERGY INCOME PARTNERS 1987-C LTD
filed 1995-11-14
CIK 831329

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                   OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                   COMMISSION FILE NUMBER  33-11773-02


                 SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  TEXAS                                  76-0235236
            (STATE OR OTHER                           (I.R.S. EMPLOYER
       JURISDICTION OF ORGANIZATION)                 IDENTIFICATION NO.)


                     16825 NORTHCHASE DRIVE, SUITE 400
                           HOUSTON, TEXAS 77060
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (ZIP CODE)

                               (713) 874-2700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Yes  X      No
    ----       -----

                SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

                                 INDEX

PART I.    FINANCIAL INFORMATION                                   PAGE

      ITEM 1.    FINANCIAL STATEMENTS

         Balance Sheets

            - September 30, 1995 and December 31, 1994               3

         Statements of Operations

            - Three month and nine month periods ended
              September 30, 1995 and 1994
                                                                     4
         Statements of Cash Flows

            - Nine month periods ended September 30, 1995 and 1994   5

         Notes to Financial Statements                               6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                 7

PART II.    OTHER INFORMATION                                        9

SIGNATURES                                                          10

                        SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                                    BALANCE SHEETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1995            1994
                                                    -------------   ------------
                                                    (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                       $     1,662    $     1,401
     Oil and gas sales receivable                        192,977        373,111
                                                     -----------    -----------
          Total Current Assets                           194,639        374,512
                                                     -----------    -----------
Oil and Gas Properties, using full cost
 accounting                                           18,295,730     18,263,806
Less-Accumulated depreciation, depletion
 and amortization                                    (14,834,430)   (14,122,080)
                                                     -----------    -----------
                                                       3,461,300      4,141,726
                                                     -----------    -----------
                                                     $ 3,655,939    $ 4,516,238
                                                     ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts payable and accrued liabilities        $   144,134    $   172,192
     Current portion of note payable                      50,313        100,626
                                                     -----------    -----------
               Total Current Liabilities                 194,447        272,818
                                                     -----------    -----------
Note payable to a Bank, net
 of current portion                                           --         25,157

Deferred Revenues                                        163,600        159,965

Partners' Capital                                      3,297,892      4,058,298
                                                     -----------    -----------
                                                     $ 3,655,939    $ 4,516,238
                                                     ===========    ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                          STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                   ------------------   ---------------------
                                      1995      1994      1995        1994
                                   ---------  --------  ---------   ----------
REVENUES:
   Oil and gas sales               $ 202,894  $429,087  $  814,855  $1,212,317
   Interest income                        46        12         132          24
   Other                               3,786     4,804      15,205      11,748
                                   ---------  --------  ----------  ----------
                                     206,726   433,903     830,192   1,224,089
                                   ---------  --------  ----------  ----------

COSTS AND EXPENSES:
   Lease operating                    92,875    75,036     326,938     297,375
   Production taxes                   10,333    20,865      41,871      64,884
   Depreciation, depletion
     and amortization -
       Normal provision               78,010   143,407     328,416     412,322
       Additional provision          100,870        --     383,934          --
   General and administrative         43,679    66,783     113,921     169,840
   Interest expense                    6,074     8,162      20,110      24,926
                                   ---------  --------  ----------  ----------
                                     331,841   314,253   1,215,190     969,347
                                   ---------  --------  ----------  ----------
NET INCOME (LOSS)                  $(125,115) $119,650  $ (384,998) $  254,742
                                   =========  ========  ==========  ==========

Limited Partners' net income
  (loss) per unit                  $    (.65) $    .62  $  (2.01)  $     1.33
                                   =========  ========  =========  ==========


               SEE ACCOMPANYING NOTE TO FINANCIAL STATEMENTS.

                 SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  -----------------------------
                                                                     1995              1994
                                                                  ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                 $(384,998)        $ 254,742
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                      712,350           412,322
      Deferred revenues                                               3,635            22,553
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable         180,134              (459)
        Increase (decrease) in accounts payable
          and accrued liabilities                                   (28,058)            3,037
                                                                  ---------         ---------
           Net cash provided by (used in) operating activities      483,063           692,195

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                             (51,424)          (73,990)
    Proceeds from sales of oil and gas properties                    19,500            36,754
                                                                  ---------         ---------
           Net cash provided by (used in) investing activities      (31,924)          (37,236)
                                                                  ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                 (375,408)         (579,361)
    Payments on note payable                                        (75,470)          (75,470)
                                                                  ---------         ---------
           Net cash provided by (used in) financing activities     (450,878)         (654,831)
                                                                  ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    261               128
                                                                  ---------         ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,401             1,230
                                                                  ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   1,662         $   1,358
                                                                  =========         =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                      $   7,401         $  11,326
                                                                  =========         =========

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

(3)  CONCENTRATION OF CREDIT RISK -

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

     The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1995 (current quarter) when compared to the quarter ended September 30, 1994 (corresponding quarter), and for the nine months ended September 30, 1995 (current period), when compared to the nine months ended September 30, 1994 (corresponding period).

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Oil and gas sales declined $226,193 or 53 percent in the current quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas and oil production. Current quarter gas and oil production declined 50 percent and 36 percent, respectively, when compared to third quarter 1994 production volumes. A decline in gas and oil prices of 15 percent or $.25/MCF and 19 percent or $3.37/BBL, respectively, further contributed to decreased revenues.

     Associated depreciation expense decreased 46 percent or $65,397.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1995 for $100,870 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at September 30, 1994, the Partnership would have recorded an additional provision at September 30, 1994 in the amount of $157,415. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

                   SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Oil and gas sales decreased $397,462 or 33 percent in the first nine months of 1995 over the corresponding period in 1994, primarily due to decreased gas and oil production. A decline of 26 percent in gas production and 20 percent in oil production was a significant factor in the decreased revenues for the period. Also, current period gas prices decreased 26 percent or $.51/MCF compared to the corresponding period in 1994, further contributing to decreased income.

     Associated depreciation expense decreased 20 percent or $83,906.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 for $383,934 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

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


Date:  November 13, 1995          By:   /s/ John R. Alden
       -----------------------          --------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 13, 1995          By:   /s/ Alton D. Heckaman, Jr.
       -----------------------          --------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer