Form 10-Q
period 1996-06-30
SWIFT ENERGY INCOME PARTNERS 1987-C LTD
filed 1996-08-14
CIK 831329

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to __________

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

Yes  X      No
    ----       ----

                   SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                                                      PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - June 30, 1996 and December 31, 1995                                                    3

            Statements of Operations

                - Three month and six month periods ended June 30, 1996 and 1995                         4

            Statements of Cash Flows

                - Six month periods ended June 30, 1996 and 1995                                         5

            Notes to Financial Statements                                                                6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                                 7

PART II.    OTHER INFORMATION                                                                            9


SIGNATURES                                                                                              10

                   SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                                 BALANCE SHEETS


                                                                              JUNE 30,          DECEMBER 31,
                                                                                1996                1995
                                                                          ---------------      --------------
                                                                             (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                            $         1,883      $        1,816
     Oil and gas sales receivable                                                 580,360             308,130
                                                                          ---------------      --------------
          Total Current Assets                                                    582,243             309,946
                                                                          ---------------      --------------

Gas Imbalance Receivable                                                              352                 330
                                                                          ---------------      --------------

Oil and Gas Properties, using full cost
     accounting                                                                18,080,550          18,313,905
Less-Accumulated depreciation, depletion
     and amortization                                                         (15,153,183)        (14,954,068)
                                                                          ---------------      --------------
                                                                                2,927,367           3,359,837
                                                                          ---------------      --------------
                                                                          $     3,509,962      $    3,670,113
                                                                          ===============      ==============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts payable and accrued liabilities                             $       100,725      $      253,937
     Current portion of note payable                                                   --              25,157
                                                                          ---------------      --------------
          Total Current Liabilities                                               100,725             279,094
                                                                          ---------------      --------------
Deferred Revenues                                                                 150,608             160,709

Partners' Capital                                                               3,258,629           3,230,310
                                                                          ---------------      --------------
                                                                          $     3,509,962      $    3,670,113
                                                                          ===============      ==============





                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                            -------------------------------   -------------------------------
                                                  1996             1995             1996             1995
                                            --------------   --------------   --------------   --------------
REVENUES:
   Oil and gas sales                        $      258,298   $      294,410   $      671,299   $      611,961
   Interest income                                     639               80            1,220               87
   Other                                             7,750            6,123           10,454           11,419
                                            --------------   --------------   --------------   --------------
                                                   266,687          300,613          682,973          623,467
                                            --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
   Lease operating                                  55,145          113,089          156,492          234,062
   Production taxes                                 12,284           16,812           31,202           31,538
   Depreciation, depletion
     and amortization -
       Normal provision                             82,735          115,612          199,115          250,406
       Additional provision                             --          251,887               --          283,064
   General and administrative                       46,825           33,312           93,661           70,244
   Interest expense                                     --            6,732               --           14,036
                                            --------------   --------------   --------------   --------------
                                                   196,989          537,444          480,470          883,350
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                           $       69,698   $     (236,831)  $      202,503   $     (259,883)
                                            ==============   ==============   ==============   ==============



LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                                 $          .36   $        (1.24)  $         1.06   $        (1.36)
                                            ==============   ==============   ==============   ==============





                 See accompanying note to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                             --------------------------------------
                                                                                   1996                   1995
                                                                             --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                            $      202,503         $      (259,883)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                      199,115                 533,470
      Change in gas imbalance receivable
          and deferred revenues                                                     (10,123)                  2,484
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                        (272,230)                 94,889
        Increase (decrease) in accounts payable
          and accrued liabilities                                                  (153,212)                (51,617)
                                                                             --------------         ---------------
      Net cash provided by (used in) operating activities                           (33,947)                319,343
                                                                             --------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                             (25,745)                (26,408)
    Proceeds from sales of oil and gas properties                                   259,100                  19,500
                                                                             --------------         ---------------
      Net cash provided by (used in) investing activities                           233,355                  (6,908)
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                 (174,184)               (261,922)
    Payments on note payable                                                        (25,157)                (50,313)
                                                                             --------------         ---------------
      Net cash provided by (used in) financing activities                          (199,341)               (312,235)
                                                                             --------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     67                     200
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,816                   1,401
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        1,883         $         1,601
                                                                             ==============         ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $          632         $         5,473
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

(3)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

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

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1996 (current quarter) when compared to the quarter ended June 30, 1995 (corresponding quarter), and for the six months ended June 30, 1996 (current period), when compared to the six months ended June 30, 1995 (corresponding period).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales declined $36,112 or 12 percent in the second quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased gas and oil production. A decline of 11 percent in gas production and 48 percent in oil production had a significant impact on partnership performance. Current quarter gas prices increased 30 percent or $.47/MCF, partially offsetting the revenue declines.

     Associated depreciation expense decreased 28 percent or $32,877.

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

                   SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales increased $59,338 or 10 percent in the first six months of 1996 over the corresponding period in 1995. An increase in gas prices of 42 percent or $.61/MCF and in oil prices of 5 percent or $.83/BBL were major contributing factors to the increased revenues for the period. Also, current period gas and oil production decreased 18 percent and 25 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

     Associated depreciation expense decreased 20 percent or $51,291.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-C, LTD.
                                             (Registrant)

                                   By:       SWIFT ENERGY COMPANY
                                             Managing General Partner

Date:     August 9, 1996           By:       /s/ John R. Alden
          --------------                     ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     August 9, 1996           By:       /s/ Alton D. Heckaman, Jr.
          --------------                     ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                            Description
- -------                           -----------
  27             Financial Data Schedule