Form 10-Q
period 1996-09-30
SWIFT ENERGY INCOME PARTNERS 1987-C LTD
filed 1996-11-08
CIK 831329

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to ______________

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                 PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           7

PART II.    OTHER INFORMATION                                                                                      9


SIGNATURES                                                                                                        10

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                                 BALANCE SHEETS

                                                                                         September 30,        December 31,
                                                                                             1996                1995
                                                                                       ---------------      ---------------
                                                                                            (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      265,279       $        1,816
              Oil and gas sales receivable                                                    340,319              308,130
              Other                                                                             7,723                   --
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       613,321              309,946
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                  --                  330
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   18,085,123           18,313,905
         Less-Accumulated depreciation, depletion
              and amortization                                                            (15,225,271)         (14,954,068)
                                                                                       ---------------      ---------------
                                                                                            2,859,852            3,359,837
                                                                                       ---------------      ---------------
                                                                                       $    3,473,173       $    3,670,113
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      123,230       $      253,937
              Current portion of note payable                                                      --               25,157
                                                                                       ---------------      ---------------
                   Total Current Liabilities                                                  123,230              279,094
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    145,689              160,709

         Partners' Capital                                                                  3,204,254            3,230,310
                                                                                       ---------------      ---------------
                                                                                       $    3,473,173       $    3,670,113
                                                                                       ===============      ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                     1996             1995             1996              1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       248,261   $       202,894  $       919,561   $       814,855
   Interest income                                      2,988                46            4,208               132
   Other                                                3,773             3,786           14,228            15,205
                                              ---------------   ---------------  ---------------   ---------------
                                                      255,022           206,726          937,997           830,192
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     84,232            92,875          240,723           326,938
   Production taxes                                    11,351            10,333           42,553            41,871
   Depreciation, depletion
     and amortization -
       Normal provision                                72,088            78,010          271,203           328,416
       Additional provision                                --           100,870               --           383,934
   General and administrative                          40,339            43,679          134,004           113,921
   Interest expense                                        --             6,074               --            20,110
                                              ---------------   ---------------  ---------------   ---------------
                                                      208,010           331,841          688,483         1,215,190
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        47,012   $      (125,115) $       249,514   $      (384,998)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .25   $          (.65) $          1.30   $         (2.01)
                                              ===============   ===============  ===============   ===============



                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                               ----------------------------------------
                                                                                        1996                 1995
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      249,514          $      (384,998)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         271,203                  712,350
      Change in gas imbalance receivable
          and deferred revenues                                                        (14,690)                   3,635
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            (32,189)                 180,134
        (Increase) decrease in other current assets                                     (7,723)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (130,707)                 (28,058)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     335,408                  483,063
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (29,961)                 (51,424)
    Proceeds from sales of oil and gas properties                                      258,743                   19,500
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     228,782                  (31,924)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (275,570)                (375,408)
    Payments on note payable                                                           (25,157)                 (75,470)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (300,727)                (450,878)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   263,463                      261
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,816                    1,401
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      265,279          $         1,662
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $          632          $         7,401
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $45,367 or 22 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 52 percent or $.76/MCF and in oil prices of 42 percent or $6.13/BBL had a significant impact on partnership performance. Also, current quarter gas production increased 17 percent when compared to third quarter 1995 production volumes, further contributing to increased revenues.

      Associated depreciation expense decreased 8 percent or $5,922.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $104,706 or 13 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 45 percent or $.66/MCF and in oil prices of 14 percent or $2.15/BBL were major contributing factors to the increased revenues for the period. Also, current period oil and gas production decreased 32 percent and 10 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 17 percent or $57,213.

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


                                                SWIFT ENERGY INCOME
                                                PARTNERS 1987-C, LTD.
                                                (Registrant)

                                     By:        SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:  November 6, 1996              By:        /s/ John R. Alden
       ----------------                         --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 6, 1996              By:        /s/ Alton D. Heckaman, Jr.
       ----------------                         --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer