Form 10-K405
period 1996-12-31
SWIFT ENERGY INCOME PARTNERS 1987-C LTD
filed 1997-03-24
CIK 831329

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _______________________ to _____________________

                       Commission File number 33-11773-02


                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                    (Exact name of registrant as specified in its Certificate of Limited Partnership)

         TEXAS                                        76-0235236
(State of Organization)                   (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


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
                                   Yes X   No
                                      ----   ----
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

                       Documents Incorporated by Reference

Document                                               Incorporated as to

    Registration Statement No. 33-11773                   Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1996

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

ITEM NO.                                    PART I                                               PAGE
   1                       Business                                                                I-1
   2                       Properties                                                              I-4
   3                       Legal Proceedings                                                       I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                                      I-7


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


                                            PART IV

  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                              IV-1


                                            OTHER

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

         At December 31, 1996, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

         FERC Orders

         Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.

         FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

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

Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1996, Swift had 191 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.


Item 2.  Properties

         As of December 31, 1996, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 55% of the Partnership's value is from the Giddings Field in Fayette and Burleson Counties, Texas (NRG acquisition). The wells produce from the Austin chalk and Edwards zones.

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


                                                      Net Production
                                        ----------------------------------------
                                                  For the Years Ended
                                                      December 31,
                                        ----------------------------------------
                                          1996            1995             1994
                                        --------        -------          -------
Net Volumes (Equivalent MCFs)           461,214         588,880          764,336

Average Sales Price
   per Equivalent MCF                   $2.46           $1.86            $2.04

Average Production Cost
   per Equivalent MCF
   (includes production taxes)          $0.83           $0.85            $0.66

                   SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1996, 1995 and 1994. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                             1996                         1995                        1994
                                    ---------------------       ----------------------       ---------------------
                                                  Natural                     Natural                     Natural
                                      Oil           Gas           Oil           Gas            Oil          Gas
                                    -------      --------       -------      ---------       -------      --------
                                     (BBLS)       (MMCF)         (BBLS)       (MMCF)          (BBLS)        (MMCF)
Proved developed
   reserves at end of year          102,227         2,962       198,699          3,688       238,790         3,972
                                    -------         -----       -------         ------       -------        ------
Proved reserves
   Balance at beginning
     of year                        212,275         3,941       254,635          4,495       260,548         5,333

   Extensions, discoveries
      and other additions               --             --           345              3           360            --

   Revisions of previous
     estimates                      (12,895)          373       (13,645)          (135)       39,245          (255)

   Sales of minerals in
     place                          (60,140)         (493)         (536)            (4)       (7,776)          (45)

   Production                       (18,421)         (351)      (28,524)          (418)      (37,742)         (538)
                                    -------         -----       -------         ------       -------        ------

   Balance at end of year           120,819         3,470       212,275          3,941       254,635         4,495
                                    -------         -----       -------         ------       -------        ------

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

                   SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1996:

                                                             Reserves
                                                         December 31, 1996
                                                       ---------------------
                                                                       Natural                  Wells
                                                      Oil               Gas            -------------------------
Acquisition                State(s)                  (BBLS)            (MMCF)           Gross               Net
-----------                --------                  ------            ------          ------            -------
Kaiser-Francis II          KS, LA, OK, TX             4,027               739                9             0.793
Majestic                   TX                        10,242                40               10             0.506
Pitco I & II               OK                            --                 2                1             0.012
Texas Drlg.
   (Scott Oil)             TX                            54               246                2             0.250
Wainoco                    LA, MI, OK, TX                --               131                6             1.032
NRG                        TX                        73,970             1,529               74             3.675
Sue Ann                    TX                         1,190               119                2             0.837
Kimbrel & Cook             TX                        13,499                --                9             3.150
Broyles I & II,
   Inverness Homes         LA                            --               278               13             1.460
Bracken                    TX                        17,837               386               45             0.728
                                                    -------             -----             ----            ------
                                                    120,819             3,470              171            12.443
                                                    -------             -----             ----            ------

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1996 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1996 and the date of this report.

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

Holders

         As of December 31, 1996, there were 2,114 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1995 and 1996, the Partnership distributed a total of $407,100 and $316,000, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1997, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1996, 1995, 1994, 1993, and 1992, should be read in conjunction with the financial statements included in Item 8:


                                1996               1995               1994              1993             1992
                           -------------      -------------      --------------    -------------     -------------
Revenues                   $   1,261,212      $   1,162,064      $    1,624,445    $   1,921,534     $   2,189,502
Income (Loss)              $     301,732      $    (372,501)     $      288,477    $     322,274     $    (771,104)
Total Assets               $   3,436,026      $   3,670,113      $    4,516,238    $   5,078,528     $   5,832,838
Cash Distributions         $     378,211      $     455,487      $      757,197    $     786,225     $   1,008,897


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

         Subject to 1997 market conditions remaining comparable with 1996, the Managing General Partner ("MGP") anticipates an increase in liquidity provided that certain development work scheduled in 1997 is completed successfully. The Partnership plans to spend in the next two years an estimated $349,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The MGP anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales increased 9 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 48 percent or $.73/MCF and an increase in oil prices of 16 percent or $2.54/BBL. The average sales price per equivalent MCF increased 32 percent in 1996. Production volumes decreased 22 percent due to a 16 percent gas production decrease and a 35 percent oil production decline. The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Production cost per equivalent MCF decreased 2 percent in 1996 compared to 1995 and total production costs decreased 23 percent in 1996.

         Associated depreciation expense decreased 20 percent in 1996 when compared to 1995.

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

                   SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.


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

         During 1997, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1996. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1997, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 17, 1997 regarding the directors and executive officers of Swift.

                                                   Position(s) with
         Name              Age               Swift and Other Companies
         ----              ---               -------------------------
                                    DIRECTORS

A. Earl Swift              63       President, Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift            68       Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans            65       Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen            72       Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery        61       Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.        48       Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow          69       Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift             41       Executive Vice President, Chief
                                    Operating Officer

John R. Alden              51       Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent           49       Senior Vice President - Funds Management

James M. Kitterman         52       Senior Vice President - Operations

Alton D. Heckaman, Jr.     39       Vice President - Finance and Controller


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 11,456 Limited Partnership Units, which is 5.98 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

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

               Balance Sheets as of December 31, 1996 and 1995            IV-3

               Statements of Operations for the years ended
                  December 31, 1996, 1995 and 1994                        IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1996, 1995 and 1994                        IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994                        IV-6

               Notes to Financial Statements                              IV-7

       a(2)    FINANCIAL STATEMENT SCHEDULES

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

               99.1 A copy of the following section of the Prospectus dated March 19, 1987, contained in Pre-Effective Amendment No. 1 to Registration Statement No. 33-11773 on Form S-1 for Swift Energy Income Partners III, as filed on March 19, 1987, which have been incorporated herein by reference:
                      "Proposed Activities" (pp 30 - 36) and "Conflicts of Interest (pp 70 - 78). (Form 10-K for year ended December 31, 1989, Exhibit 28.1).

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Income Partners 1987-C, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1987-C, Ltd., (a Texas limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1987-C, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.






                               ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1997

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                             1996                 1995
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      317,465       $        1,816
              Oil and gas sales receivable                                                    299,765              308,130
              Other                                                                             6,015                   --
                                                                                       --------------       --------------
                   Total Current Assets                                                       623,245              309,946
                                                                                       --------------       ---------------

         Gas Imbalance Receivable                                                                  --                  330
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                   18,123,341           18,313,905
         Less-Accumulated depreciation, depletion
              and amortization                                                            (15,310,560)         (14,954,068)
                                                                                       --------------       --------------
                                                                                            2,812,781            3,359,837
                                                                                       --------------       --------------
                                                                                       $    3,436,026       $    3,670,113
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      136,118       $      253,937
              Current portion of note payable                                                      --               25,157
                                                                                       --------------       --------------
                   Total Current Liabilities                                                  136,118              279,094
                                                                                       --------------       --------------

         Deferred Revenues                                                                    146,077              160,709

         Partners' Capital                                                                  3,153,831            3,230,310
                                                                                       --------------       --------------
                                                                                       $    3,436,026       $    3,670,113
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                     1996              1995             1994
                                                                ---------------   --------------   ---------------
REVENUES:
   Oil and gas sales                                            $     1,237,637   $    1,139,140   $     1,608,191
   Interest income                                                        6,968            3,807                49
   Other                                                                 16,607           19,117            16,205
                                                                ---------------  ---------------   ---------------
                                                                      1,261,212        1,162,064         1,624,445
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      322,716          439,395           416,688
   Production taxes                                                      60,864           61,621            87,649
   Depreciation, depletion
     and amortization -
        Normal provision                                                356,493          448,054           571,502
        Additional provision                                                 --          383,934                --
   General and administrative                                           219,407          174,414           227,427
   Interest expense                                                          --           27,147            32,702
                                                                ---------------  ---------------   ---------------
                                                                        959,480        1,534,565         1,335,968
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       301,732  $      (372,501)   $      288,477
                                                                ===============  ===============    ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                  Limited          General          Combining
                                                  Partners         Partners         Adjustment            Total
                                              ---------------  ----------------  ---------------     --------------
Balance,
    December 31, 1993                         $     4,158,103   $        87,743  $       281,172     $    4,527,018

Income (Loss)                                         251,771            77,730          (41,024)           288,477

Cash Distributions                                   (670,600)          (86,597)              --           (757,197)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                               3,739,274            78,876          240,148          4,058,298
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                        (323,208)           38,279          (87,572)          (372,501)

Cash Distributions                                   (407,100)          (48,387)              --           (455,487)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                               3,008,966            68,768          152,576          3,230,310
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         270,986            56,160          (25,414)           301,732

Cash Distributions                                   (316,000)          (62,211)              --           (378,211)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                         $     2,963,952   $        62,717  $       127,162     $    3,153,831
                                              ===============   ===============  ===============     ==============



Limited Partners' net income (loss)
    per unit

      1994                                    $          1.31
                                              ===============
      1995                                    $         (1.69)
                                              ===============
      1996                                    $          1.41
                                              ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                       1996              1995             1994
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       301,732   $      (372,501) $       288,477
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           356,493           831,988          571,502
      Change in gas imbalance receivable
          and deferred revenues                                                          (14,303)              414           14,923
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                                8,365            64,981           35,096
        (Increase) decrease in other current assets                                       (6,015)               --               --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       (117,819)           81,745           (7,867)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    528,453           606,627          902,131
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (65,405)          (69,027)         (80,891)
    Proceeds from sales of oil and gas properties                                        255,969            18,928           36,754
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    190,564           (50,099)         (44,137)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (378,211)         (455,487)        (757,197)
    Payments on note payable                                                             (25,157)         (100,626)        (100,626)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) financing activities                   (403,368)         (556,113)        (857,823)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     315,649               415              171
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             1,816             1,401            1,230
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $       317,465   $         1,816  $         1,401
                                                                                 ===============   ===============  ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                       $           632   $         8,672  $        14,653
                                                                                 ===============   ===============  ===============


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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1996.

(2) Significant Accounting Policies -

Use of Estimates --

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

Oil and Gas Properties --

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1996, 1995 and 1994.

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

Statements of Cash Flows --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                              Year Ended December 31,
                                   ---------------------------------------------
                                       1996             1995              1994
                                   ----------        -----------       ---------
         Acquisition of
           proved properties       $       --        $       --        $      --

         Development                   65,405            69,027           80,891
                                   ----------        -----------       ---------
                                   $   65,405        $   69,027        $  80,891
                                   ----------        -----------       ---------


         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

         Interest expense, presented in the accompanying statements of operations, includes amortization of the discount recorded on gas imbalance liabilities assumed in property acquisitions ($20,816 in 1995 and $19,214 in 1994).

         During 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in additional provision for depreciation, depletion and amortization of $383,934. In computing the Partnership's third quarter 1994 "ceiling limitation", the Partnership utilized the product prices in effect at the date of the filing of the Partnership's report on Form 10-Q. Utilizing these subsequent prices, no write down was required by the Partnership. The write down would have been $157,415 using product prices in effect at September 30, 1994. No such write downs were required in 1996.

                       SWIFT ENERGY COMPANY 1987-C, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

         A one-time management fee of $478,920 was paid to Swift in 1987 for services performed for the Partnership. During 1996, 1995 and 1994, the Partnership paid Swift $144,607, $96,737 and $142,660, respectively, as general and administrative overhead allowances.

(5)  Note Payable to a Bank -

         Note payable to a bank at December 31, 1996 and 1995 follows:

                                                             1996         1995
                                                           --------    --------
         Date of current note:   December 29, 1992

         Note payable at 1.25% above the bank's base
          rate (9.75% at December 31, 1995),  principal
          payable in quarterly  installments of $25,157,
          with the balance due at maturity (January 1,
          1996) collateralized by partnership assets       $     --   $  25,157
          Less:   Current portion                                --     (25,157)
                                                           --------   ---------

         Long-term portion                                 $     --   $      --
                                                           --------   ---------

         Note was paid in full at maturity. As provided by the Partnership Agreement, the note payable was obtained to fund development wells. As of December 31, 1996, the Partnership had no outstanding note payable to a Bank.

(6) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1996, 1995 and 1994 was $594,334, $495,500 and $757,689, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

                   SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-C, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                             General Partner

Date:      March 17, 1997           By:      s/b A. Earl Swift
           --------------                    ----------------------------------
                                             A. Earl Swift
                                             President

Date:      March 17, 1997           By:      s/b John R. Alden
           --------------                    ----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 17, 1997           By:      s/b Alton D. Heckaman, Jr.
           --------------                    ----------------------------------
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

                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-C, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                             General Partner

Date:      March 17, 1997           By:      s/b A. Earl Swift
           --------------                    ----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:      March 17, 1997           By:      s/b Virgil N. Swift
           --------------                    ----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                   SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.



Date:      March 17, 1996           By:      s/b G. Robert Evans
           --------------                    ----------------------------------
                                             G. Robert Evans
                                             Director

Date:      March 17, 1997           By:      s/b Raymond O. Loen
           --------------                    ----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      March 17, 1997           By:      s/b Henry C. Montgomery
           --------------                    ----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      March 17, 1997           By:      s/b Clyde W. Smith, Jr.
           --------------                    ----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      March 17, 1997           By:      s/b Harold J. Withrow
           --------------                    ----------------------------------
                                             Harold J. Withrow
                                             Director