Form 10-Q
period 1997-03-31
SWIFT ENERGY INCOME PARTNERS 1987-C LTD
filed 1997-05-12
CIK 831329

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________ to _________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                  3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                7

PART II.    OTHER INFORMATION                                           8


SIGNATURES                                                              9

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                                 BALANCE SHEETS

                                                                                          March 31,          December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      210,293       $      317,465
              Oil and gas sales receivable                                                    351,470              299,765
              Other                                                                             8,048                6,015
                                                                                       --------------       --------------
                   Total Current Assets                                                       569,811              623,245
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                   18,152,523           18,123,341
         Less-Accumulated depreciation, depletion
              and amortization                                                            (15,430,667)         (15,310,560)
                                                                                       --------------       --------------
                                                                                            2,721,856            2,812,781
                                                                                       --------------       --------------
                                                                                       $    3,291,667       $    3,436,026
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      123,985       $      136,118
                                                                                       --------------       --------------

         Deferred Revenues                                                                    145,906              146,077

         Partners' Capital                                                                  3,021,776            3,153,831
                                                                                       --------------       --------------
                                                                                       $    3,291,667       $    3,436,026
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                 ---------------------------------
                                                                                        1997              1996
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       253,958   $       413,001
             Interest income                                                               3,254               580
             Other                                                                         1,813             2,704
                                                                                 ---------------   ---------------
                                                                                         259,025           416,285
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              81,554           101,346
             Production taxes                                                             12,467            18,917
             Depreciation, depletion
               and amortization -
                  Normal provision                                                        68,092           116,380
                  Additional provision                                                    52,015                --
             General and administrative                                                   43,750            46,837
                                                                                 ---------------   ---------------
                                                                                         257,878           283,480
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $         1,147   $       132,805
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .01
                                              ===============
         March 31, 1996                       $           .69
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                      1997                    1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        1,147          $       132,805
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         120,107                  116,380
      Change in gas imbalance receivable
          and deferred revenues                                                           (171)                    (950)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            (51,705)                 (90,120)
        (Increase) decrease in other current assets                                     (2,033)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (12,133)                 (41,659)
                                                                                --------------           --------------
                Net cash provided by (used in) operating activities                     55,212                  116,456
                                                                                --------------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (30,717)                 (12,511)
    Proceeds from sales of oil and gas properties                                        1,535                       --
                                                                                --------------           --------------
                Net cash provided by (used in) investing activities                    (29,182)                 (12,511)
                                                                                --------------           --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (133,202)                 (78,768)
    Payment on notes payable                                                                --                  (25,157)
                                                                                --------------           --------------
                Net cash provided by (used in) financing activities                   (133,202)                (103,925)
                                                                                --------------           --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (107,172)                      20
                                                                                --------------           --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       317,465                   1,816
                                                                                --------------           --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      210,293          $         1,836
                                                                                ==============          ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $           632
                                                                                ==============          ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

Results of Operations

      Oil and gas sales declined 39 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to decreased oil and gas production. Oil production decreased 70 percent and gas production declined 30 percent. The decrease in production had a significant impact on partnership performance. Production declines were partially offset by an increase in gas prices of 38 percent, or $.81/MCF and in oil prices of 8 percent or $1.46/BBL when compared to first quarter 1996 prices.

      Also, current quarter oil and gas sales decreased due to the settlement of pending litigation on the Kaiser Francis I acquisition, Cassel 1-17 well. Take or pay proceeds were received in the amount of $62,411 and recorded in the March 1996 revenues.

      Associated depreciation expense decreased 41 percent or $48,288.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first quarter of 1997 for $52,015 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $579,894.

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


                                               SWIFT ENERGY INCOME
                                               PARTNERS 1987-C, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:     May 5, 1997               By:        /s/ John R. Alden
          -----------                          ---------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:     May 5, 1997               By:        /s/ Alton D. Heckaman, Jr.
          -----------                          ---------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer