Form 10-Q
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1987-C LTD
filed 1997-08-11
CIK 831329

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to _____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                             3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                  4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                  5

            Notes to Financial Statements                                                         6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          7

PART II.    OTHER INFORMATION                                                                     9


SIGNATURES                                                                                       10

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                                 BALANCE SHEETS


                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       --------------       ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      114,470       $      317,465
              Oil and gas sales receivable                                                    221,719              299,765
              Other                                                                             7,882                6,015
                                                                                       --------------       --------------
                   Total Current Assets                                                       344,071              623,245
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                   18,251,955           18,123,341
         Less-Accumulated depreciation, depletion
              and amortization                                                            (15,620,077)         (15,310,560)
                                                                                       --------------       --------------
                                                                                            2,631,878            2,812,781
                                                                                       --------------       --------------
                                                                                       $    2,975,949       $    3,436,026
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      140,806       $      136,118
                                                                                       --------------       --------------

         Deferred Revenues                                                                    144,515              146,077

         Partners' Capital                                                                  2,690,628            3,153,831
                                                                                       --------------       --------------
                                                                                       $    2,975,949       $    3,436,026
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                             June 30,
                                              ---------------------------------  ---------------------------------
                                                     1997             1996            1997                  1996
                                              --------------    --------------   ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       159,269   $       258,298  $       413,227   $       671,299
   Interest income                                      2,514               639            5,768             1,220
   Other                                                1,458             7,750            3,272            10,454
                                              ---------------   ---------------  ---------------   ---------------
                                                      163,241           266,687          422,267           682,973
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                    101,396            55,145          182,950           156,492
   Production taxes                                     7,311            12,284           19,777            31,202
   Depreciation, depletion
     and amortization -
       Normal provision                                68,116            82,735          136,208           199,115
       Additional provision                           121,294                --          173,309                --
   General and administrative                          40,741            46,825           84,492            93,661
                                              ---------------   ---------------  ---------------   ---------------
                                                      338,858           196,989          596,736           480,470
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (175,617)  $        69,698  $      (174,469)  $       202,503
                                              ===============   ===============  ===============   ===============


Limited Partners' net income (loss)
   per unit                                   $          (.92)  $           .36  $          (.91)  $          1.06
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                ---------------------------------------
                                                                                      1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (174,469)         $       202,503
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         309,517                  199,115
      Change in gas imbalance receivable
          and deferred revenues                                                         (1,562)                 (10,123)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             78,046                 (272,230)
        (Increase) decrease in other current assets                                     (1,867)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        4,688                 (153,212)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                              214,353                  (33,947)
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (130,149)                 (25,745)
    Proceeds from sales of oil and gas properties                                        1,535                  259,100
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                             (128,614)                 233,355
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (288,734)                (174,184)
    Payments on note payable                                                                --                  (25,157)
                                                                                --------------          ---------------
      Net cash provided by (used in) financing activities                             (288,734)                (199,341)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (202,995)                      67
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       317,465                    1,816
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      114,470          $         1,883
                                                                                ==============          ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $           632
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Oil and gas sales declined $99,029 or 38 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 23 percent in gas production and 51 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 12 percent or $.25/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 18 percent or $14,619.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the second quarter of 1997 for $121,294 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Oil and gas sales decreased $258,072 or 38 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 64 percent in oil production and 27 percent in gas production were major contributing factors to the decreased revenues for the period. Increased gas prices of 13 percent or $.27/MCF partially offset the production declines.

      Associated depreciation expense declined 32 percent or $62,907.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1997 for $173,309 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1987-C, LTD.
                                             (Registrant)

                                  By:        SWIFT ENERGY COMPANY
                                             Managing General Partner


Date:     August 4, 1997          By:        /s/ John R. Alden
          --------------                     ---------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     August 4, 1997          By:        /s/ Alton D. Heckaman, Jr.
          --------------                     ---------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer