Form 10-Q/A
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1987-C LTD
filed 1997-08-14
CIK 831329

                            AMENDMENT #1 TO FORM 10-Q





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

       For the transition period from _______________ to _________________

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

                                      None
               (Former name, former address and former fiscal year
                          if changed since last report)


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

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner

Date:     August 4, 1997       By:        /s/ John R. Alden
          --------------                  --------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  --------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer