Form 10-Q
period 1997-09-30
SWIFT ENERGY INCOME PARTNERS 1987-C LTD
filed 1997-11-07
CIK 831329

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________________ to ___________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
 ITEM 1.    Financial Statements

    Balance Sheets

        - September 30, 1997 and December 31, 1996                                    3

    Statements of Operations

        - Three month and nine month periods ended September 30, 1997 and 1996        4

    Statements of Cash Flows

        - Nine month periods ended September 30, 1997 and 1996                        5

    Notes to Financial Statements                                                     6

 ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   7

PART II.    OTHER INFORMATION                                                         9


SIGNATURES                                                                           10

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,000       $      317,465
              Oil and gas sales receivable                                                    271,796              299,765
              Other                                                                             7,167                6,015
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       279,963              623,245
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   18,270,865           18,123,341
         Less-Accumulated depreciation, depletion
              and amortization                                                            (15,693,326)         (15,310,560)
                                                                                       ---------------      ---------------
                                                                                            2,577,539            2,812,781
                                                                                       ---------------      ---------------
                                                                                       $    2,857,502       $    3,436,026
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      101,914       $      136,118
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    143,155              146,077

         Partners' Capital                                                                  2,612,433            3,153,831
                                                                                       ---------------      ---------------
                                                                                       $    2,857,502       $    3,436,026
                                                                                       ===============      ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997            1996               1997             1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       207,491   $       248,261  $       620,718   $       919,561
   Interest income                                      1,081             2,988            6,849             4,208
   Other                                                1,145             3,773            4,417            14,228
                                              ---------------   ---------------  ---------------   ---------------
                                                      209,717           255,022          631,984           937,997
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     83,494            84,232          266,444           240,723
   Production taxes                                    12,362            11,351           32,139            42,553
   Depreciation, depletion
     and amortization -
       Normal provision                                73,249            72,088          209,457           271,203
       Additional provision                                --                --          173,309                --
   General and administrative                          20,229            40,339          104,721           134,004
                                              ---------------   ---------------  ---------------   ---------------
                                                      189,334           208,010          786,070           688,483
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        20,383   $        47,012  $      (154,086)  $       249,514
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .11   $           .25  $          (.80)  $          1.30
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                    1997                      1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $     (154,086)         $       249,514
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         382,766                  271,203
      Change in gas imbalance receivable
          and deferred revenues                                                         (2,922)                 (14,690)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             27,969                  (32,189)
        (Increase) decrease in other current assets                                     (1,152)                  (7,723)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (34,204)                (130,707)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     218,371                  335,408
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (149,059)                 (29,961)
    Proceeds from sales of oil and gas properties                                        1,535                  258,743
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                    (147,524)                 228,782
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (387,312)                (275,570)
    Payments on note payable                                                                --                  (25,157)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (387,312)                (300,727)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (316,465)                 263,463
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       317,465                    1,816
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,000          $       265,279
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $           632
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $40,770 or 16 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased oil production. A decline of 34 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 20 percent or $4.16/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated depreciation expense increased 2 percent or $1,161.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $298,843 or 32 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 57 percent in oil production and 18 percent in gas production were major contributing factors to the decreased revenues for the period. Increased gas prices of 9 percent or $.18/MCF partially offset the production declines.

      Associated depreciation expense declined 23 percent or $61,746.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1997 for $173,309 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                       SWIFT ENERGY INCOME
                                       PARTNERS 1987-C, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner


Date:  November 4, 1997     By:        /s/ John R. Alden
       ----------------                -----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 6, 1997     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                -----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer