Form 10-Q
period 1998-06-30
SWIFT ENERGY INCOME PARTNERS 1987-C LTD
filed 1998-08-12
CIK 831329

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                  3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997       4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                       5

            Notes to Financial Statements                                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                               7

PART II.    OTHER INFORMATION                                                          9


SIGNATURES                                                                            10

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      434,556       $        1,319
              Oil and gas sales receivable                                                    250,553              638,821
              Other                                                                            15,230                7,963
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        700,339              648,103
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                 467                   --
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   17,711,274           18,084,243
         Less-Accumulated depreciation, depletion
              and amortization                                                            (15,858,448)         (15,763,661)
                                                                                       ---------------      ---------------
                                                                                            1,852,826            2,320,582
                                                                                       ---------------      ---------------
                                                                                       $    2,553,632       $    2,968,685
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       76,124       $      127,966
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    123,073              145,198

         Limited Partners' Capital (191,567.87 Limited Partnership Units;
                                   $100 per unit)                                           2,329,720            2,633,415
         General Partners' Capital                                                             24,715               62,106
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   2,354,435            2,695,521
                                                                                       ---------------      ---------------
                                                                                       $    2,553,632       $    2,968,685
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       105,008   $       159,269  $       185,045   $       413,227
   Interest income                                      6,495             2,514            9,569             5,768
   Other                                                  480             1,458            1,117             3,272
                                              ---------------   ---------------  ---------------   ---------------
                                                      111,983           163,241          195,731           422,267
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     42,914           101,396          113,935           182,950
   Production taxes                                     3,421             7,311            6,310            19,777
   Depreciation, depletion
     and amortization -
       Normal provision                                52,188            68,116           94,787           136,208
       Additional provision                                --           121,294               --           173,309
   General and administrative                          34,734            40,741           86,061            84,492
                                              ---------------   ---------------  ---------------   ---------------
                                                      133,257           338,858          301,093           596,736
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (21,274)  $      (175,617) $      (105,362)  $      (174,469)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.11)  $          (.92) $          (.55)  $          (.91)
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (105,362)         $      (174,469)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          94,787                  309,517
      Change in gas imbalance receivable
          and deferred revenues                                                        (22,592)                  (1,562)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            388,268                   78,046
        (Increase) decrease in other current assets                                     (7,267)                  (1,867)
        Increase (decrease) in accounts payable                                        (51,842)                   4,688
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              295,992                  214,353
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (31,349)                (130,149)
    Proceeds from sales of oil and gas properties                                      404,318                    1,535
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              372,969                 (128,614)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (235,724)                (288,734)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   433,237                 (202,995)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,319                  317,465
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      434,556          $       114,470
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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $295,992 and $214,353 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $404,318 for the six months ended June 30, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $235,724 and $288,734 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $54,261 or 34 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 29 percent and oil production declined 9 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 31 percent or $4.92/BBL further contributing to decreased revenues.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated depreciation expense decreased 23 percent or $15,928 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

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

Six Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $228,182 or 55 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 32 percent or $.74/MCF and in oil prices of 42 percent or $7.56/BBL had a significant impact on partnership performance. Also, current period gas and oil production declined 32 percent and 33 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes.

      Associated depreciation expense decreased 30 percent or $41,421 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998       By:        /s/ John R. Alden
          --------------                  --------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1998       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  --------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer