Form 10-Q
period 1998-09-30
SWIFT ENERGY INCOME PARTNERS 1987-C LTD
filed 1998-11-13
CIK 831329

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1998 and December 31, 1997                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1998 and 1997             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1998 and 1997                             5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           8

PART II.    OTHER INFORMATION                                                                     10


SIGNATURES                                                                                        11

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                                 BALANCE SHEETS



                                                                                         September 30,        December 31,
                                                                                             1998                 1997
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      363,076       $        1,319
              Oil and gas sales receivable                                                    250,329              638,821
              Other                                                                            16,224                7,963
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        629,629              648,103
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                 467                   --
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   17,716,168           18,084,243
         Less-Accumulated depreciation, depletion
              and amortization                                                            (16,205,211)         (15,763,661)
                                                                                       ---------------      ---------------
                                                                                            1,510,957            2,320,582
                                                                                       ---------------      ---------------
                                                                                       $    2,141,053       $    2,968,685
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       58,893       $      127,966
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    118,053              145,198

         Limited Partners' Capital (191,567.87 Limited Partnership Units;
                                   $100 per unit)                                           1,938,863            2,633,415
         General Partners' Capital                                                             25,244               62,106
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   1,964,107            2,695,521
                                                                                       ---------------      ---------------
                                                                                       $    2,141,053       $    2,968,685
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                        September 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997               1998             1997
                                              ----------------  ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        75,038   $       207,491  $       260,083   $       620,718
   Interest income                                      6,175             1,081           15,744             6,849
   Other                                                  258             1,145            1,375             4,417
                                              ---------------   ---------------  ---------------   ---------------
                                                       81,471           209,717          277,202           631,984
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     28,313            83,494          142,248           266,444
   Production taxes                                     3,301            12,362            9,611            32,139
   Depreciation, depletion
     and amortization -
       Normal provision                                44,059            73,249          138,846           209,457
       Additional provision                           302,704                --          302,704           173,309
   General and administrative                           9,514            20,229           95,574           104,721
                                              ---------------   ---------------  ---------------   ---------------
                                                      387,891           189,334          688,983           786,070
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (306,420)  $        20,383  $      (411,781)  $      (154,086)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $         (1.60)  $           .11  $         (2.15)  $          (.80)
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $     (411,781)         $      (154,086)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         441,550                  382,766
      Change in gas imbalance receivable
          and deferred revenues                                                        (27,612)                  (2,922)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            388,492                   27,969
        (Increase) decrease in other current assets                                     (8,261)                  (1,152)
        Increase (decrease) in accounts payable                                        (69,073)                 (34,204)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     313,315                  218,371
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (36,243)                (149,059)
    Proceeds from sales of oil and gas properties                                      404,318                    1,535
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     368,075                 (147,524)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (319,633)                (387,312)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   361,757                 (316,465)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,319                  317,465
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      363,076          $         1,000
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

(5)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the year 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership Year 2000 compliant. These steps include upgrading, testing and certifying computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during the year to address the Year 2000 issue to ensure that all of its business systems are Year 2000 compliant by mid-1999 with mission critical systems projected to be compliant by the end of 1998.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase will be conducted as the software is updated or certified and is expected to be complete by mid-1999.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase in the next nine months. The Partnership's share of this cost is expected to be insignificant.

                  The  failure  to correct a material  Year 2000  problem  could result in an interruption, or a failure of, certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. The Managing General Partner is uncertain, however, as to the impact that the Year 2000 issue will have on field operations or as to how the Managing General Partner or the Partnership will be indirectly affected by the impact that the Year 2000 issue will have on companies with which it conducts business. For example, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner plans to contact its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be Year 2000 compliant and whether they will be able to resolve in a timely manner any Year 2000 problems. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $313,315 and $218,371 for the nine months ended September 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $404,318 for the nine months ended September 30, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $319,633 and $387,312 for the nine months ended September 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1998 (current quarter) when compared to the quarter ended September 30, 1997 (corresponding quarter), and for the nine months ended September 30, 1998 (current period), when compared to the nine months ended September 30, 1997 (corresponding period).

Three Months Ended September 30, 1998 and 1997

      Oil and gas sales declined $132,453 or 64 percent in the third quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 55 percent and oil production declined 44 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on partnership production volumes. Also, current quarter gas and oil prices declined 22 percent or $.48/MCF and 38 percent or $6.26/BBL, respectively, further contributing to decreased revenues. Corresponding operting expenses declined 66 percent in the third quarter of 1998 when compared to the third quarter of 1997.

      Associated depreciation expense decreased 40 percent or $29,190 in 1998 compared to third quarter 1997, also related to the decline in production volumes.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1998 for $302,704 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

Nine Months Ended September 30, 1998 and 1997

      Oil and gas sales declined $360,635 or 58 percent in the first nine months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 29 percent or $.66/MCF and in oil prices of 40 percent or $7.11/BBL had a significant impact on partnership performance. Also, current period gas and oil production declined 40 percent and 37 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes. Corresponding operting expenses for the first nine months of 1998 decreased 47 percent when compared to the same peeriod in 1997.

      Associated depreciation expense decreased 34 percent or $70,611 in 1998 compared to the first nine months of 1997, also related to the decline in production volumes.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1998 and 1997 for $302,704 and $173,309, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                           SWIFT ENERGY INCOME
                                           PARTNERS 1987-C, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner


Date:  November 4, 1998         By:        /s/ John R. Alden
       ----------------                    ------------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:  November 6, 1998         By:        /s/ Alton D. Heckaman, Jr.
       ----------------                    -------------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer