Form 10-K
period 1999-12-31
SWIFT ENERGY INCOME PARTNERS 1987-C LTD
filed 2000-03-28
CIK 831329

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                      --------------     ---------------


                         Commission File number 0-17026

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                    (Exact name of registrant as specified in its Certificate of Limited Partnership)

         TEXAS                                          76-0235236
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

Yes   X   No
    -----    -----

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

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

ITEM NO.                                            PART I                      PAGE
--------                                            ------                      ----
   1                       Business                                               I-1
   2                       Properties                                             I-4
   3                       Legal Proceedings                                      I-6
   4                       Submission of Matters to a Vote of
                             Security Holders                                     I-6


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

         At December 31, 1999, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

Item 2.  Properties

         As of December 31, 1999, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 52% of the Partnership's value is from the Giddings Field in Fayette and Burleson Counties, Texas (NRG acquisition). The wells produce from the Austin chalk and Edwards zones.

         2. Approximately 22% of the Partnership's value is from the AWP Field in McMullen County, Texas (Bracken acquisition). The wells produce from the Olmos formation.

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

                                                   Net Production
                                     ------------------------------------------
                                                 For the Years Ended
                                                    December 31,
                                     ------------------------------------------
                                       1999            1998              1997
                                     --------        --------          --------
Net Volumes (Equivalent MCFs)         136,861         208,764          331,686

Average Sales Price
   per Equivalent MCF                 $2.17            $1.73            $2.55

Average Production Cost
   per Equivalent MCF
   (includes production taxes)        $0.86            $0.88            $1.18

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    --------------------------------------------------------------------------------
                                             1999                          1998                        1997
                                    ----------------------      -----------------------       ----------------------
                                                   Natural                      Natural                     Natural
                                      Oil            Gas           Oil            Gas           Oil           Gas
                                    --------      --------      --------        -------       -------       --------
                                      (BBLS)       (MMCF)        (BBLS)        (MMCF)         (BBLS)         (MMCF)
Proved developed
   reserves at end of year            36,933         1,143        34,597          1,058        67,331          2,162
                                    ========      ========      ========        =======       =======       =======
Proved reserves

   Balance at beginning
     of year                          44,133         1,473        78,001          2,614       120,819          3,470

   Extensions, discoveries
      and other additions                 --            --            --             --            --             --

   Revisions of previous
     estimates                         8,792           207       (28,287)          (531)      (22,829)          (418)

   Sales of minerals in
     place                            (4,200)           --           (44)          (434)      (11,432)          (158)

   Production                         (2,255)         (123)       (5,537)          (176)       (8,557)          (280)
                                    --------        ------      --------        -------       -------       --------

   Balance at end of year             46,470         1,557        44,133          1,473        78,001          2,614
                                    ========      ========      ========        =======       =======       =======


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

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1999:

                                                                 Reserves
                                                             December 31, 1999
                                                           ---------------------
                                                                     Natural                   Wells
                                                         Oil           Gas             ------------------
Acquisition                 State(s)                   (BBLS)         (MMCF)           Gross        Net
----------                  ---------                 --------       --------          ------      ------
Kaiser-Francis II          KS, LA, OK, TX                3,416            587               9       0.793
Wainoco                    LA, MI, OK, TX                   --            116               6       1.032
NRG                        TX                           29,165            606              74       3.675
Bracken                    TX                           13,889            248              45       0.728
                                                       -------       --------          ------      ------
                                                        46,470          1,557             134       6.228
                                                      ========       ========          ======      ======

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 1,909 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1998 and 1999, the Partnership distributed a total of $340,100 and $177,200, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996, and 1995, should be read in conjunction with the financial statements included in Item 8:

                                1999               1998               1997              1996             1995
                           -------------      -------------      --------------    -------------     -------------
Revenues                   $     315,650      $     393,604      $    1,041,206    $   1,261,212     $   1,162,064
Income (Loss)              $     (66,794)     $    (482,757)     $       34,068    $     301,732     $    (372,501)
Total Assets               $   1,685,912      $   1,978,988      $    2,968,685    $   3,436,026     $   3,670,113
Cash Distributions         $     188,403      $     380,610      $      492,378    $     378,211     $     455,487
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
  Income (Loss) Per Unit   $        (.29)     $       (1.99)     $          .51    $        1.41     $       (1.69)
Limited Partners' Cash
  Distributions Per Unit   $         .93      $        1.78      $         2.38    $        1.65     $        2.13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

         Net cash provided by (used in) operating activities totaled $(36,076), $508,799 and $137,134 in 1999, 1998 and 1997, respectively. The use of cash in 1999 is related to an increase in oil and gas sales receivable and a decrease in the Partnership's production. Cash provided by property sale proceeds totaled $46,361, $275,732 and $190,961 in 1999, 1998 and 1997, respectively. Capital expenditures  totaled  $12,354,  $38,695 and  $151,863  in 1999,  1998 and 1997,
respectively. Cash distributions totaled $188,403, $380,610 and $492,378 in 1999, 1998 and 1997, respectively. In 1999, cash distributions were effected by production declines from the Partnership's depleting property interests, property sales and low oil and gas prices received during the first part of this year.

         The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. Subject to 2000 market conditions remaining comparable with 1999, the Managing General Partner anticipates an increase in liquidity provided that certain development work scheduled in 2000 is completed successfully. The Partnership plans to spend in the next three years an estimated $345,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

Results of Operations

         Oil and gas sales declined $71,340 or 19 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 34 percent as oil and gas production declined 59 percent and 30 percent, respectively, when compared to 1998. Production declines were a result of the accelerated depletion of the Partnership's mature wells and the Partnership's property sales. Oil prices increased 70 percent or $7.10/BBL to an average of $17.30/BBL and gas prices increased 21 percent or $0.36/MCF to an average of $2.09/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF remained flat in 1999 compared to 1998, and total production costs decreased 36 percent in 1999, due to production declines.

         Total depreciation expense for 1999 decreased 72 percent or $421,849 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total depreciation expense. Normal depreciation expense decreased 18 percent or $35,211 in 1999 compared to 1998, related to the decline in production volumes.

         The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, is below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1999, the Partnership would have recorded an additional provision in the first quarter of 1999 in the amount of $28,014. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date for the first quarter, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

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

         Associated depreciation expense decreased 28 percent in 1998 when compared to 1997, also related to the decrease in production volumes.

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

         During 2000, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1999. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 2000, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                  Position(s) with
         Name              Age                Swift and Other Companies
         ----              ---                -------------------------
                                  DIRECTORS
                                  ---------
A. Earl Swift              66            Chief Executive Officer and
                                         Chairman of the Board

Virgil N. Swift            71            Executive Vice President - Business
                                         Development, Vice Chairman of the Board

G. Robert Evans            68            Director of Swift; Chairman of the Board,
                                         Material Sciences Corporation;
                                         Director, Consolidated Freightways, Inc.,
                                         Fibreboard Corporation, Elco Industries, and
                                         Old Second Bancorp

Raymond O. Loen            75            Director of Swift; President, R. O. Loen
                                         Company

Henry C. Montgomery        64            Director of Swift; Chairman of the Board,
                                         Montgomery Financial Services Corporation;
                                         Director, Southwall Technology Corporation

Clyde W. Smith, Jr.        51            Director of Swift; President, Somerset
                                         Properties, Inc.

Harold J. Withrow          72            Director of Swift

                                  EXECUTIVE OFFICERS
                                  ------------------
Terry E. Swift             44            President

Joe A. D'Amico             51            Chief Operating Officer

John R. Alden              54            Senior Vice President - Finance,
                                         Chief Financial Officer and Secretary

Bruce H. Vincent           52            Senior Vice President - Funds Management

James M. Kitterman         55            Senior Vice President - Operations

Alton D. Heckaman, Jr.     42            Vice President - Finance and Controller

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 16,151 Limited Partnership Units, which is 8.43 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

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

                                     III-2

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                                   PAGE NO.
               --------------------                                                   --------
               Report of Independent Public Accountants                                 IV-2

               Balance Sheets as of December 31, 1999 and 1998                          IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                                      IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                                      IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                      IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Income Partners 1987-C, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1987-C, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1987-C, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                                  ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                             1999                 1998
                                                                        --------------       --------------

         ASSETS:
         Current Assets:
              Cash and cash equivalents                                 $      176,073       $      366,545
              Oil and gas sales receivable                                     194,354              101,413
              Other                                                             18,703               14,554
                                                                        --------------       --------------
                   Total Current Assets                                        389,130              482,512
                                                                        --------------       --------------

         Gas Imbalance Receivable                                                  467                  467
                                                                        --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                    17,813,199           17,847,206
         Less-Accumulated depreciation, depletion
              and amortization                                             (16,516,884)         (16,351,197)
                                                                        --------------       --------------
                                                                             1,296,315            1,496,009
                                                                        --------------       --------------
                                                                        $    1,685,912       $    1,978,988
                                                                        ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                          $       15,666       $       30,130
                                                                        --------------       --------------

         Deferred Revenues                                                      93,289              116,704

         Limited Partners' Capital (191,568 Limited Partnership
                                     Units;  $100 per unit)                  1,574,863            1,813,504

         General Partners' Capital                                               2,094               18,650
                                                                        --------------       --------------
                   Total Partners' Capital                                   1,576,957            1,832,154
                                                                        --------------       --------------
                                                                        $    1,685,912       $    1,978,988
                                                                        ==============       ==============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                          1999               1998                1997
                                                      --------------     --------------     --------------
         REVENUES:
              Oil and gas sales                       $      298,176     $      369,516     $      952,301
              Interest income                                 17,474             22,029             82,861
              Other                                               --              2,059              6,044
                                                      --------------     --------------     --------------
                                                             315,650            393,604          1,041,206
                                                      --------------     --------------     --------------


         COSTS AND EXPENSES:
              Lease operating                                101,579            166,415            338,484
              Production taxes                                16,285             17,631             53,164
              Depreciation, depletion
                   and amortization -
                      Normal                                 165,687            200,898            279,792
                      Additional                                  --            386,638            173,309
              General and administrative                      98,893            104,779            162,389
                                                      --------------     --------------     --------------
                                                             382,444            876,361          1,007,138
                                                      --------------     --------------     --------------
         NET INCOME (LOSS)                            $      (66,794)    $     (482,757)    $       34,068
                                                      ==============     ==============     ==============




                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         Limited            General           Combining
                                                        Partners           Partners          Adjustment            Total
                                                      --------------     --------------     --------------     --------------
         Balance,
              December 31, 1996                       $    2,963,952     $       62,717     $      127,162     $    3,153,831

         Income (Loss)                                        98,508             36,767           (101,207)            34,068

         Cash Distributions                                 (455,000)           (37,378)                --           (492,378)
                                                      --------------     --------------     --------------     --------------

         Balance,
              December 31, 1997                            2,607,460             62,106             25,955          2,695,521
                                                      --------------     --------------     --------------     --------------

         Income (Loss)                                      (380,724)            (2,946)           (99,087)          (482,757)

         Cash Distributions                                 (340,100)           (40,510)                --           (380,610)
                                                      --------------     --------------     --------------     --------------

         Balance,
              December 31, 1998                            1,886,636             18,650            (73,132)         1,832,154
                                                      --------------     --------------     --------------     --------------

         Income (Loss)                                       (56,396)            (5,353)            (5,045)           (66,794)

         Cash Distributions                                 (177,200)           (11,203)                --           (188,403)
                                                      --------------     --------------     --------------     --------------

         Balance,
              December 31, 1999                       $    1,653,040   $          2,094     $      (78,177)    $    1,576,957
                                                      ==============     ==============     ==============     ==============


         Limited Partners' net income (loss)
              per unit

              1997                                    $         0.51
                                                      ==============

              1998                                    $        (1.99)
                                                      ==============

              1999                                    $        (0.29)
                                                      ==============

                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                             1999              1998              1997
                                                                         --------------    -------------     -------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Income (loss)                                                     $      (66,794)   $    (482,757)    $      34,068
       Adjustments to reconcile income (loss) to
            net cash provided by operations:
            Depreciation, depletion and amortization                            165,687          587,536           453,101
            Change in gas imbalance receivable
                 and deferred revenues                                          (23,415)         (28,961)             (879)
            Change in assets and liabilities:
                 (Increase) decrease in oil and gas sales receivable            (92,941)         537,408          (339,056)
                 (Increase) decrease in other current assets                     (4,149)          (6,591)           (1,948)
                 Increase (decrease) in accounts payable                        (14,464)         (97,836)           (8,152)
                                                                         --------------    -------------     -------------
            Net cash provided by (used in) operating activities                 (36,076)         508,799           137,134
                                                                         --------------    -------------     -------------

   CASH FLOWS FROM INVESTING ACTIVITIES:

       Additions to oil and gas properties                                      (12,354)         (38,695)         (151,863)
       Proceeds from sales of oil and gas properties                             46,361          275,732           190,961
                                                                         --------------    -------------     -------------
            Net cash provided by (used in) investing activities                  34,007          237,037            39,098
                                                                         --------------    -------------     -------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash distributions to partners                                          (188,403)        (380,610)         (492,378)
                                                                         --------------    -------------     -------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (190,472)         365,226          (316,146)
                                                                         --------------    -------------     -------------
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               366,545            1,319           317,465
                                                                         --------------    -------------     -------------
   CASH AND CASH EQUIVALENTS AT END OF YEAR                              $      176,073    $     366,545     $       1,319
                                                                         ==============    =============     =============

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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1999.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

         Oil and gas revenues are reported using the entitlement method in which the Partnership recognizes its interest in oil and natural gas production as revenue.

Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1999, 1998 and 1997.

         Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                               Year Ended December 31,
                                      ----------------------------------
                                        1999         1998         1997
                                      --------      -------     --------
         Acquisition of
           proved properties          $     --      $    --     $     --

         Development                    12,354       38,695      151,863
                                      --------      -------     --------
                                      $ 12,354      $38,695     $151,863
                                      ========      =======     ========

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

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $478,920  for  managing  and   overseeing  the  offering  of  limited
partnership units.

         A one-time management fee of $478,920 was paid to Swift in 1987 for services performed for the Partnership. During 1999, 1998 and 1997, the Partnership paid Swift $18,823, $48,564 and $89,057, respectively, as general and administrative overhead allowances.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $60,683, $146,870 and $480,279, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

         In the normal course of business, the Partnership extends credit primarily in the form of monthly oil and gas sales receivable, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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

                                              SWIFT ENERGY INCOME
                                              PARTNERS 1987-C, LTD.
                                              (Registrant)

                                     By:      SWIFT ENERGY COMPANY
                                               General Partner

Date:      March 10, 2000            By:      s/b A. Earl Swift
         ------------------                   -------------------------------
                                              A. Earl Swift
                                              Chief Executive Officer

Date:      March 10, 2000            By:      s/b John R. Alden
         ------------------                   -------------------------------
                                              John R. Alden
                                              Principal Financial Officer

Date:      March 10, 2000            By:      s/b Alton D. Heckaman, Jr.
         ------------------                   -------------------------------
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

                                              SWIFT ENERGY INCOME
                                              PARTNERS 1987-C, LTD.
                                              (Registrant)

                                     By:      SWIFT ENERGY COMPANY
                                               General Partner

Date:      March 10, 2000            By:      s/b A. Earl Swift
         -------------------                  -------------------------------
                                              A. Earl Swift
                                              Director and Principal
                                              Executive Officer

Date:      March 10, 2000            By:      s/b Virgil N. Swift
         -------------------                  -------------------------------
                                              Virgil N. Swift
                                              Director and Executive
                                              Vice President - Business
                                              Development

                    SWIFT ENERGY INCOME PARTNERS 1987-C, LTD.

                                   SIGNATURES


Date:      March 10, 2000                     By:      s/b G. Robert Evans
         ------------------                   -------------------------------
                                              G. Robert Evans
                                              Director

Date:      March 10, 2000            By:      s/b Raymond O. Loen
         ------------------                   -------------------------------
                                              Raymond O. Loen
                                              Director

Date:      March 10, 2000            By:      s/b Henry C. Montgomery
         ------------------                   -------------------------------
                                              Henry C. Montgomery
                                              Director

Date:      March 10, 2000            By:      s/b Clyde W. Smith, Jr.
         ------------------                   -------------------------------
                                              Clyde W. Smith, Jr.
                                              Director

Date:      March 10, 2000            By:      s/b Harold J. Withrow
         ------------------                   -------------------------------
                                              Harold J. Withrow
                                              Director